Form 10-Q
period 1995-09-30
GROUP W CABLE ASSOCIATES OF CHICAGO
filed 1995-11-14
CIK 742665

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                            -------------------


                                 FORM 10-Q

                               -------------


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

                                     OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________

                      Commission file number:  0-13539


                    GROUP W CABLE ASSOCIATES OF CHICAGO
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            ILLINOIS                                  36-3295765
--------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                   One Research Drive, Shelton, CT  06484
                               (203) 926-4000
---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                                    N/A
---------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]


The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: N/A

                       GROUP W CABLE ASSOCIATES OF CHICAGO

                                 INDEX TO ITEMS

                                    FORM 10-Q


                                                                       PAGE
                                                                       ----

     PART I.  FINANCIAL INFORMATION
     ------------------------------
          ITEM 1.   Financial Statements . . . . . . . . . . . . . . .    1
          ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Discontinued Operations .   10

     PART II.    OTHER INFORMATION
     -----------------------------
          ITEM 1.   Legal Proceedings  . . . . . . . . . . . . . . . .   11
          ITEM 2.   Changes in Securities  . . . . . . . . . . . . . .   15
          ITEM 3.   Defaults upon Senior Securities  . . . . . . . . .   15
          ITEM 4.   Submission of Matters to a Vote of the Limited
                    Partners . . . . . . . . . . . . . . . . . . . . .   15
          ITEM 5.   Other Information  . . . . . . . . . . . . . . . .   15
          ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . .   15

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     ITEM 1.   FINANCIAL STATEMENTS


                       GROUP W CABLE ASSOCIATES OF CHICAGO
                       -----------------------------------
                                (IN LIQUIDATION)



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                            Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                         ----------------------   ----------------------

                                           1995         1994        1995        1994
                                           ----         ----        ----        ----
        Income (Loss) from               $            $           $           $
         discontinued operations                  -            -          -            -
        Interest income                           7           23         22           95
                                         ----------   ----------  ---------   ----------

              Net Income (Loss)          $        7   $       23  $      22   $       95
                                         ==========   ==========  =========   ==========

        Income (Loss) Allocation
         to General Partner                       -            -          -            -
                                         ==========   ==========  =========   ==========

        Income (Loss) Allocation
         per Limited Partner Unit        $     0.01   $     0.04  $    0.03  $      0.15
                                         ==========   ==========  =========   ==========

        Limited Partnership Units
         authorized and outstanding         633.333      633.333    633.333      633.333
                                         ==========   ==========  =========   ==========

      See accompanying notes to the consolidated financial statements.

                       GROUP W CABLE ASSOCIATES OF CHICAGO
                       -----------------------------------
                                (IN LIQUIDATION)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (DOLLARS IN THOUSANDS)


      Assets                                September 30, 1995    December 31, 1994
      ------                                ------------------    -----------------
                                             (Unaudited)

      Cash and cash equivalents               $       35                     $   114
      Funds restricted by management
        for indemnification obligations
        (Note 4)                                       0                           0
                                                --------                    --------
      Total Assets                            $       35                     $   114
                                                ========                    ========

      Liabilities and Partners' Equity
      --------------------------------
      Accounts payable, accrued expenses
        and other liabilities                 $      35                       $  114
      Contingencies (Note 4)                         -                            -
                                               --------                     --------
      Partners' equity (deficit)
         General Partner                              0                            0
         Limited Partner (633-1/3 units
         authorized and outstanding)                  0                            0
                                               --------                     --------
      Total Partners' Equity                          0                            0
                                               --------                     --------
      Total liabilities and Partners'
        equity                                 $     35                     $    114
                                               ========                     ========

      See accompanying notes to the consolidated financial statements.


                       GROUP W CABLE ASSOCIATES OF CHICAGO
                       -----------------------------------
                                (IN LIQUIDATION)






                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                               For the nine months ended September 30,
                                          ------------------------------------------------

                                                        1995             1994
                                                        ----             ----
      Cash flows from:
          Net income (loss)                             $   22         $   95
          Adjustments:
             Loss (gain) on Sale                             -              -
             Depreciation and amortization                   -              -
             Net change in other assets and
               liabilities                                (101)             -
             Capital expenditures, net                       -              -
          Cash flow related to Sale:
             Proceeds from Sale                              -              -
             Funds restricted by management for
               potential Illinois state income
               tax liability                                 -              -
             Cash distribution to partners                   0            (94)
             Funds restricted by management for
               indemnification obligations                   -              -
             Funds withdrawn from (deposited in)
               Escrow                                        -              -
                                                         -----          -----

      Increase (decrease) in cash                          (79)             1
                                                        ------         ------
      Cash, beginning of period                            114             94
                                                        ------         ------
      Cash, end of period                               $   35         $   95
                                                        ======         ======

      See accompanying notes to the consolidated financial statements.


                       GROUP W CABLE ASSOCIATES OF CHICAGO
                       -----------------------------------
                                (IN LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 1995
                               ------------------

     NOTE 1 - GENERAL:
     ----------------
     The consolidated financial statements of Group W Cable Associates of Chicago include the financial results of Group W Cable Associates of North Central Chicago and Group W Cable Associates of North West Chicago (collectively, the "Operating Partnerships") and Group W Cable Associates of Chicago (the "Partnership"). Group W Cable of Chicago, Inc., a wholly-owned subsidiary of Westinghouse Electric Corporation ("Westinghouse"), is the general partner of the Partnership (the "General Partner"). Westinghouse is also the parent of Westinghouse Cable, Inc. (the "Manager"), which was the manager of the Systems (as defined below). During January 1990, Westinghouse contributed to the General Partner its 228-2/3 units of limited partnership interests in the Partnership ("Units"), representing 36.1% of the total 633-1/3 Units issued and outstanding.

     The Partnership is an Illinois limited partnership formed on December 23, 1983 to own a general partnership interest in, and serve as a general partner of, the Operating Partnerships. The limited partnership interests in the Operating Partnerships were held by certain individuals and entities (the "Local Investors"). The Operating Partnerships were established to construct, own and operate cable television systems (the "Systems") in the City of Chicago (the "City") under 15-year non-exclusive franchises granted by the City (the "Franchise Agreement").

     In the opinion of the management, the accompanying unaudited financial statements include all adjustments necessary for a presentation in conformity with generally accepted accounting principles.

     NOTE 2 - SALE OF OPERATIONS:
     ---------------------------
     On May 16, 1989, the General Partner, on behalf of the Operating Partnerships, signed a definitive Asset Purchase Agreement (as amended on October 30, 1989, and subsequently amended, the "Purchase Agreement") with Prime Cable of Chicago, Inc. ("Prime") for the sale of substantially all of the business, properties and assets of the Operating Partnerships to Prime (the "Sale"). On December 14, 1989, the consent of the Partnership's limited partners (the "Limited Partners") was obtained. On June 27, 1990, the Partnership received the final required approval from the City of Chicago with respect to the assignment of the Franchise Agreements to Prime, and on June 28, 1990 (the "Closing Date"), the Sale was consum-mated.

     Total proceeds obtained from the Sale aggregated approximately $213 million on the Closing Date. Additionally, as required by the Partnership Agreement, the General Partner, in the event of a sale of the Systems, was required to contribute $802,000 to the Partnership, which equaled 1/99 of the aggregate capital contributions of all the Limited Partners. Of this amount, $291,000 had been recorded as a capital contribution prior to 1990 and the remaining $511,000 was recorded as a 1990 capital contribution.

     Subsequent to the Sale, the General Partner purchased all of the limited partnership interests of the Local Investors in the Operating Partnerships.

     Pursuant to the Purchase Agreement, the Partnership deposited $5 million of the proceeds from the Sale into two escrow accounts to provide for the indemnification of Prime for breaches, if any, of representations, warranties and covenants under the Purchase Agreement and related documents. In late March 1991, Prime formally made claims totaling a maximum of approximately $5.1 million against the two escrow accounts that were established at the time of the Sale. Included in Prime's assertions against the escrow accounts was a claim arising from a dispute between the Operating Partnerships and Prime concerning certain post-closing adjustments to the purchase price relating to the amount of working capital and number of subscribers
     existing on June 28, 1990, the closing date of the Sale.   Following a
     careful review of Prime's claims, the General Partner negotiated a settlement with Prime wherein, on July 17, 1991, Prime received a total of $2.2 million from the two escrows (the "Prime Settlement") in exchange for its releasing the Operating Partnerships, the Partnership, the General Partner, the Limited Partners and others from all claims that it has asserted, and substantially all claims that it could assert that are related to the Sale.

     On July 17, 1991, as part of the aforementioned settlement with Prime, the two escrow accounts were terminated and the funds remaining in the two escrow accounts following payment of the Prime Settlement to Prime, were deposited in the Partnership's general operating account from which a distribution of $2.9 million was made to the partners during August of 1991.

     After the payment of outstanding amounts owing to banks, Westinghouse and certain other debts of the Partnership, $40.7 million was distributed to the partners during July 1990. An additional
     $6.8 million was distributed to the partners during 1991, and distributions, primarily consisting of accrued interest earned on the amounts restricted by management for indemnification obligations, in the amounts of $436,000 and $136,000 were made to the partners in April 1992 and April 1993, respectively (see Note 4). On July 18, 1994, the Partnership distributed an aggregate of $4,370,826.38 to its partners. Such distribution was made pursuant to the Settlement Agreement and General Release, dated April 25, 1994, among the Partnership, Westinghouse, Westinghouse Broadcasting Company, Inc. ("Westinghouse Broadcasting") and certain plaintiffs listed therein, in connection with the civil action entitled Sullivan, et al. v. Group
                                                  ----------------    -----
     W Cable of Chicago, Inc., et al., Case No. 90 C 7260, filed in the
     --------------------------------
     United States District Court for the Northern District of Illinois. This Settlement, which did not require the payment of Partnership funds, resulted in the Partnership reversing a $4,183,000 previously accrued liability. The Partnership retained approximately $300,000 in respect of litigation expenses indemnified by the Partnership (see
     Note 4) and the establishment of reserves for any additional fees, costs and expenses relating to the winding up and liquidation of the Partnership. Of the $300,000, there was approximately $35,000 remaining as of September 30, 1995, and it is not anticipated that there will be any remaining funds for distribution after the payment of expenses (see Note 4).

     NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ---------------------------------------------------
     Principles of consolidation
     ---------------------------
     All balances between the Partnership and the Operating Partnerships have been eliminated in the consolidated financial statements.

     Cash and cash equivalents
     -------------------------
     The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     NOTE 4 - CONTINGENCIES:
     ----------------------
     In December 1990, certain of the Partnership's Limited Partners sued the General Partner and others in the United States District Court for the Northern District of Illinois (the "Federal Court") in an action entitled Charles W. and Anne L. Sullivan, et al. v.

     Group W Cable Associates of Chicago, Inc., et al., No. 90 C 7260.
     -------------------------------------------------
     Included as defendants with the General Partner were Westinghouse Broadcasting, Group W Cable, Inc., the Manager, Shearson Lehman Hutton ("Shearson") and Westinghouse (collectively, the "Defendants"). On January 11, 1991, a First Amended Complaint was filed adding additional Limited Partners as plaintiffs. Additionally, on May 17, 1991, other Limited Partners filed a second lawsuit in the United States District Court for the Northern District of Illinois entitled Eliot Dubowski, et al. v. Group W Cable Associates of Chicago, Inc.,
     --------------------------------------------------------------------
     et al., No. 91 C 3073, purportedly as a class action on behalf of all
     ------
     the Partnership's Limited Partners. Pursuant to a motion filed by the Defendants, the judge hearing the Sullivan action accepted
                                       --------
     reassignment of the Dubowski action as a related case.  The Federal
                         --------
     Court then stayed the Dubowski action while it considered the
                           --------
     Defendants' motion to dismiss the Sullivan action.
                                       --------

     Both lawsuits alleged violations of various federal statutes, including the Securities Act of 1933, the Securities Exchange Act of 1934 and the Racketeer Influenced and Corrupt Organizations Act and violations of Illinois common law, including breach of fiduciary duties, mismanagement and fraud, all allegedly arising out of the initial offering of Partnership Units in 1984, the Sale of the Operating Partnerships' assets in 1990, and the operation of the Chicago cable television systems during the interim. Plaintiffs sought substantial damages, including the amount of their funds invested in the Partnership, the lost use of money invested, consequential damages and, under certain circumstances, the trebling of damages. The General Partner believes that the allegations made in the two lawsuits are without merit and has contested them vigorously.

     On September 3, 1991, the Federal Court dismissed the Sullivan action
                                                           --------
     pursuant to a motion filed by the Defendants. The Federal Court held that the allegations made in the Sullivan complaint failed to state
                                      --------
     causes of action under federal law. The Federal Court then dismissed the alleged common law claims for lack of federal jurisdiction. As a result of the Federal Court's dismissal of the Sullivan action, the
                                                    --------
     plaintiffs in the Dubowski action moved to voluntarily dismiss their
                       --------
     complaint.  The Federal Court granted the Dubowski dismissal motion on
                                               --------
     October 11, 1991.

     On December 27, 1991, substantially the same Limited Partners involved in the now dismissed Sullivan lawsuit filed a new complaint against
                          --------
     the General Partner and others in the Circuit Court of Cook County, Illinois, Law Division (the "State Court"), in an action entitled Charles W. and Anne L. Sullivan, et al. v. Group W Cable of Chicago,
     --------------------------------------------------------------------
     Inc., et al., No. 91 L 20896.  Included as defendants with the General
     ------------
     Partner were Group W Cable, Inc.,

     Westinghouse Broadcasting Company, Inc. ("Westinghouse Broadcasting"), the Manager, Westinghouse and Shearson (collectively, the "State Court Defendants"). Shortly thereafter, plaintiffs filed a first amended complaint which added additional plaintiffs.

     The first amended complaint charged the State Court Defendants with committing acts of fraud and breaches of fiduciary duties allegedly arising out of the initial offering of Partnership Units in 1984, the Sale of the Operating Partnerships' assets in 1990, and the operation of the Chicago Cable television systems during the interim. The first amended complaint sought substantial damages, including the return of the funds invested in the Partnership, the lost use of money invested, consequential and punitive damages and attorneys fees and costs. The General Partner believes that the allegations made in the lawsuit are without merit and has contested them vigorously.

     On October 27, 1992, the Circuit Court of Cook County, Illinois (the "Illinois Court"), struck the first amended complaint pursuant to a motion filed by the State Court Defendants for failing to plead sufficient facts to support the alleged causes of action for fraud and breaches of fiduciary duty, and for failing to contain a plain and concise statement of the alleged causes of action.

     Thereafter, the plaintiffs filed a second amended complaint which contained substantially the same allegations as the first amended complaint. Pursuant to a motion to dismiss filed by the State Court Defendants, on June 2, 1993 the Illinois Court entered an order striking the second amended complaint as to all of the State Court Defendants. The Illinois Court found that the second amended complaint failed to allege sufficient facts to support a cause of action for fraud against any defendant or a cause of action for breach of fiduciary duties against any defendant other than the General Partner. The Illinois Court found that the second amended complaint sufficiently alleged a breach of fiduciary claim against the General Partner and permitted plaintiffs to proceed with such a claim against the General Partner in a future amended complaint. The Illinois Court further ruled that plaintiffs could not reallege their fraud claims against defendants, or their breach of fiduciary duty claims against any defendant other than the General Partner, without first showing that they had a reasonable basis for such claims and obtaining court permission to include them in a complaint.

     On July 16, 1993, plaintiffs filed a third amended complaint directed against the General Partner alone and based solely on alleged breaches of fiduciary duties. The General Partner believes there is no factual basis for plaintiffs' allegations of breaches of fiduciary duty, and has vigorously defended against this claim. In addition, the General Partner believes that the third amended complaint improperly contains allegations of fraud which the General Partner believes were barred by the Illinois Court's order of June 2, 1993. The General Partner moved to strike these allegations. The motion was heard on November 17, 1993, and the Court denied the motion to strike. The General Partner thereafter filed an answer denying any wrongdoing.

     It is the opinion of the General Partner that, under the Partnership Agreement and certain other agreements, the Partnership is required to defend the General Partner, Westinghouse Broadcasting, Westinghouse and the Manager, and may be required, under certain circumstances, to defend Shearson and Goldman Sachs & Co., financial advisor and investment banker to the Partnership, respectively. It is further the opinion of the General Partner that, under certain circumstances, the above-mentioned agreements require the Partnership to indemnify the Defendants and Goldman Sachs & Co. from and against any and all claims, liabilities, damages, losses, expenses, settlements or judgments arising out of or in connection with the aforementioned litigation of any nature whatsoever, including reasonable attorneys' fees, except where attributable to the willful misconduct or bad faith of the entity to be indemnified. The complaint filed by the plaintiffs in the Sullivan lawsuit disputed the opinion of the General
                       --------
     Partner. During the federal litigation, the Plaintiffs sought to prevent the Partnership from reserving funds for defense and indemnification costs based upon the Partnership's obligations dis-cussed above. The Court found that such reservations were reasonable and the plaintiffs appealed. On October 16, 1991, the United States Court of Appeals for the Seventh Circuit granted the motion of Defendants to dismiss the appeal on the ground of mootness given the dismissal of the Sullivan action.
                      --------

     The claims included in the Sullivan actions were resolved on April 25,
                                --------
     1994 (the "Sullivan Settlement"). No Partnership funds were paid in the Sullivan Settlement. The remaining Sullivan action was dismissed with prejudice on May 13, 1994. The General Partner entered into the Sullivan Settlement in light of the continued costs of further litigation and because it believes the settlement to be in the best interests of the Partnership and the partners. The Sullivan Settlement resulted in the Partnership reversing a $4,183,000 previously accrued liability.

     The Partnership distributed $4,370,826.38 to its partners on July 18, 1994. Such amount represented the Partnership's remaining funds (other than approximately $300,000 which was retained in respect of potential future litigation expenses and for the payment of fees, costs and expenses relating to the winding up and liquidation of the Partnership). Of the $300,000, there was approximately $35,000 remaining as of September 30, 1995, and it is not anticipated that there will be any remaining funds for distribution after the payment of expenses.

     In late March 1991, Prime formally made claims totaling a maximum of approximately $5.1 million against the two escrow accounts that were established at the time of the Sale and funded in the aggregate amount of $5.0 million. These escrow accounts were interest-bearing accounts and were established to provide for the indemnification of Prime for breaches by the Operating Partnerships of representations, warranties and covenants in the asset purchase agreement and other related documents. Included in Prime's assertions against the escrow accounts was a claim arising from a dispute between the Operating Partnerships and Prime concerning certain post-closing adjustments to the purchase price relating to the amount of working capital and number of subscribers existing on June 28, 1990, the closing date of the Sale. Following a careful review of Prime's claims, the General Partner negotiated a settlement with Prime wherein, on July 17, 1991, Prime received a total of $2.2 million from the two escrows in exchange for its releasing the Operating Partnerships, the Partnership, the General Partner, the Limited Partners and others from all claims that it has asserted, and substantially all claims that it could assert that are related to the Sale. The two escrow accounts were subsequently terminated and the funds remaining in these escrow accounts were deposited in the Partnership's general operating account.

     The Registrant is not currently party to nor is its property currently the subject of any material pending legal proceedings.


     NOTE 5 - TAXES:
     --------------
     The results of operations of the Partnership are taxable to the partners of the Partnership and, accordingly, no provision for federal income taxes is included in the accompanying financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

     Results of Operations
     ---------------------
     Interest income decreased from $23,000 for the quarter ended September 30, 1994 to $7,000 for the quarter ended September 30, 1995 and from $95,000 for the nine months ended September 30, 1994 to $22,000 for the nine months ended September 30, 1995. The decrease of $16,000 in interest income for the quarter ended September 30, 1995 versus the quarter ended September 30, 1994 and the decrease of $73,000 in interest income for the nine months ended September 30, 1995 versus the nine months ended September 30, 1994, was primarily attributable to the decrease in cash and short-term investments as a result of distributions to the Partners and the payment of fees, costs and expenses relating to the winding up and liquidation of the Partnership. Part II -- "Item I. Legal Proceedings" and in "Note 4 - Contingencies" in the Notes to Consolidated Financial Statements.

     Liquidity and Capital Resources
     -------------------------------
     The remaining Sale proceeds (together with interest earned thereon) are available for the payment of liabilities and partner distributions as determined by the Partnership Agreement. After providing for accrued liquidation expenses, indemnification obligations and escrow deposits, the Partnership distributed to the partners $40.7 million in 1990, $6.8 million in 1991, $436,000 in 1992, $136,000 in 1993 and, pursuant to the Sullivan Settlement, $4,370,826.38 in 1994. See Part II -- "Item 1. Legal Proceedings" and Notes to Consolidated Financial Statements -- "Note 4 - Contingencies". The Partnership retained approximately $300,000 in respect of potential future litigation expenses and for the payment of fees, costs and expenses related to the winding up and liquidation of the Partnership. Of the $300,000, there was approximately $35,000 remaining as of September 30, 1995, and it is not anticipated that there will be any remaining funds for distribution after the payment of expenses. See Part II -- "Item 1. Legal Proceedings" and Notes to Consolidated Financial Statements -- "Note 4 - Contingencies".

     If the Partnership has insufficient funds to pay its remaining liabilities, the General Partner believes that the return to the Partnership of certain distributions made to Limited Partners from the proceeds of the Sale could be required. With the exception of interest income earned on the funds restricted by the Partnership to satisfy its indemnification obligations, litigation expenses and the costs and expenses of winding up and liquidating the Partnership, including the costs of fulfilling its reporting obligations under federal and state law and the Partnership Agreement, the Partnership has no remaining funds presently available for distribution.

     PART II.    OTHER INFORMATION
     -----------------------------

     ITEM 1.   LEGAL PROCEEDINGS

     In December 1990, certain of the Partnership's Limited Partners sued the General Partner and others in the United States District Court for the Northern District of Illinois (the "Federal Court") in an action entitled Charles W. and Anne L. Sullivan, et al. v. Group W Cable
              --------------------------------------------------------
     Associates of Chicago, Inc., et al., No. 90 C 7260.  Included as
     -----------------------------------
     defendants with the General Partner were Westinghouse Broadcasting, Group W Cable, Inc., the Manager, Shearson Lehman Hutton ("Shearson") and Westinghouse (collectively, the "Defendants"). On January 11, 1991, a First Amended Complaint was filed adding additional Limited Partners as plaintiffs. Additionally, on May 17, 1991, other Limited Partners filed a second lawsuit in the United States District Court for the Northern District of Illinois entitled Eliot Dubowski, et al.
                                                    ----------------------
     v. Group W Cable Associates of Chicago, Inc., et al., No. 91 C 3073,
     ----------------------------------------------------
     purportedly as a class action on behalf of all the Partnership's Limited Partners. Pursuant to a motion filed by the Defendants, the judge hearing the Sullivan action accepted reassignment of the
                       --------
     Dubowski action as a related case.  The Federal Court then stayed the
     --------
     Dubowski action while it considered the Defendants' motion to dismiss
     --------
     the Sullivan action.
         --------

     Both lawsuits alleged violations of various federal statutes, including the Securities Act of 1933, the Securities Exchange Act of 1934 and the Racketeer Influenced and Corrupt Organizations Act and violations of Illinois common law, including breach of fiduciary duties, mismanagement and fraud, all allegedly arising out of the initial offering of Partnership Units in 1984, the Sale of the Operating Partnerships' assets in 1990, and the operation of the Chicago cable television systems during the interim. Plaintiffs sought substantial damages, including the amount of their funds invested in the Partnership, the lost use of money invested, consequential damages and, under certain circumstances, the trebling of damages. The General Partner believes that the allegations made in the two lawsuits are without merit and has contested them vigorously.

     On September 3, 1991, the Federal Court dismissed the Sullivan action
                                                           --------
     pursuant to a motion filed by the Defendants. The Federal Court held that the allegations made in the Sullivan complaint failed to state
                                      --------
     causes of action under federal law. The Federal Court then dismissed the alleged common law claims for lack of federal jurisdiction. As a result of the Federal Court's dismissal of the Sullivan action, the
                                                    --------
     plaintiffs in the Dubowski
                       --------
     action moved to voluntarily dismiss their complaint. The Federal Court granted the Dubowski dismissal motion on October 11, 1991.
                       --------

     On December 27, 1991, substantially the same Limited Partners involved in the now dismissed Sullivan lawsuit filed a new complaint against
                          --------
     the General Partner and others in the Circuit Court of Cook County, Illinois, Law Division (the "State Court"), in an action entitled Charles W. and Anne L. Sullivan, et al. v. Group W Cable of Chicago,
     --------------------------------------------------------------------
     Inc., et al., No. 91 L 20896.  Included as defendants with the General
     ------------
     Partner were Group W Cable, Inc., Westinghouse Broadcasting Company, Inc. ("Westinghouse Broadcasting"), the Manager, Westinghouse and Shearson (collectively, the "State Court Defendants"). Shortly there-after, plaintiffs filed a first amended complaint which added additional plaintiffs.

     The first amended complaint charged the State Court Defendants with committing acts of fraud and breaches of fiduciary duties allegedly arising out of the initial offering of Partnership Units in 1984, the Sale of the Operating Partnerships' assets in 1990, and the operation of the Chicago Cable television systems during the interim. The first amended complaint sought substantial damages, including the return of the funds invested in the Partnership, the lost use of money invested, consequential and punitive damages and attorneys fees and costs. The General Partner believes that the allegations made in the lawsuit are without merit and has contested them vigorously.

     On October 27, 1992, the Circuit Court of Cook County, Illinois (the "Illinois Court"), struck the first amended complaint pursuant to a motion filed by the State Court Defendants for failing to plead sufficient facts to support the alleged causes of action for fraud and breaches of fiduciary duty, and for failing to contain a plain and concise statement of the alleged causes of action.

     Thereafter, the plaintiffs filed a second amended complaint which contained substantially the same allegations as the first amended complaint. Pursuant to a motion to dismiss filed by the State Court Defendants, on June 2, 1993 the Illinois Court entered an order striking the second amended complaint as to all of the State Court Defendants. The Illinois Court found that the second amended complaint failed to allege sufficient facts to support a cause of action for fraud against any defendant or a cause of action for breach of fiduciary duties against any defendant other than the General
     Partner. The Illinois Court found that the second amended complaint sufficiently alleged a breach of fiduciary claim against the General Partner and permitted plaintiffs to proceed with such a claim against the General Partner in a future amended complaint. The Illinois Court further ruled that plaintiffs could not reallege their fraud claims against defendants, or their breach of fiduciary duty claims against any defendant other than the General Partner, without first showing that they had a reasonable basis for such claims and obtaining court permission to include them in a complaint.

     On July 16, 1993, plaintiffs filed a third amended complaint directed against the General Partner alone and based solely on alleged breaches of fiduciary duties. The General Partner believes there is no factual basis for plaintiffs' allegations of breaches of fiduciary duty, and has vigorously defended against this claim. In addition, the General Partner believes that the third amended complaint improperly contains allegations of fraud which the General Partner believes were barred by the Illinois Court's order of June 2, 1993. The General Partner moved to strike these allegations. The motion was heard on November 17, 1993, and the Court denied the motion to strike. The General Partner thereafter filed an answer denying any wrongdoing.

     It is the opinion of the General Partner that, under the Partnership Agreement and certain other agreements, the Partnership is required to defend the General Partner, Westinghouse Broadcasting, Westinghouse and the Manager, and may be required, under certain circumstances, to defend Shearson and Goldman Sachs & Co., financial advisor and investment banker to the Partnership, respectively. It is further the opinion of the General Partner that, under certain circumstances, the above-mentioned agreements require the Partnership to indemnify the Defendants and Goldman Sachs & Co. from and against any and all claims, liabilities, damages, losses, expenses, settlements or judgments arising out of or in connection with the aforementioned litigation of any nature whatsoever, including reasonable attorneys' fees, except where attributable to the willful misconduct or bad faith of the entity to be indemnified. The complaint filed by the plaintiffs in the Sullivan lawsuit disputed the opinion of the General
                       --------
     Partner. During the federal litigation, the Plaintiffs sought to prevent the Partnership from reserving funds for defense and indemnification costs based upon the Partnership's obligations dis-cussed above. The Court found that such reservations were reasonable and the plaintiffs appealed. On October 16, 1991, the United States Court of Appeals for the Seventh Circuit granted the motion of Defendants to dismiss the appeal on the ground of mootness given the dismissal of the Sullivan action.
                      --------

     The claims included in the Sullivan actions were resolved on April 25,
                                --------
     1994 (the "Sullivan Settlement"). No Partnership funds were paid in the Sullivan Settlement. The remaining Sullivan action was dismissed with prejudice on May 13, 1994. The General Partner entered into the Sullivan Settlement in light of the continued costs of further litigation and because it believes the settlement to be in the best interests of the Partnership and the partners. The Sullivan Settlement resulted in the Partnership reversing a $4,183,000 previously accrued liability.

     The Partnership distributed $4,370,826.38 to its partners on July 18, 1994. Such amount represented the Partnership's remaining funds (other than approximately $300,000 which was retained in respect of potential future litigation expenses and for the payment of fees, costs and expenses relating to the winding up and liquidation of the Partnership). Of the $300,000, there was approximately $35,000 remaining as of September 30, 1995, and it is not anticipated that there will be any remaining funds for distribution after the payment of expenses.

     In late March 1991, Prime formally made claims totaling a maximum of approximately $5.1 million against the two escrow accounts that were established at the time of the Sale and funded in the aggregate amount of $5.0 million. These escrow accounts were interest-bearing accounts and were established to provide for the indemnification of Prime for breaches by the Operating Partnerships of representations, warranties and covenants in the asset purchase agreement and other related documents. Included in Prime's assertions against the escrow accounts was a claim arising from a dispute between the Operating Partnerships and Prime concerning certain post-closing adjustments to the purchase price relating to the amount of working capital and number of subscribers existing on June 28, 1990, the closing date of the Sale. Following a careful review of Prime's claims, the General Partner negotiated a settlement with Prime wherein, on July 17, 1991, Prime received a total of $2.2 million from the two escrows in exchange for its releasing the Operating Partnerships, the Partnership, the General Partner, the Limited Partners and others from all claims that it has asserted, and substantially all claims that it could assert that are related to the Sale. The two escrow accounts were subsequently terminated and the funds remaining in these escrow accounts were deposited in the Partnership's general operating account.

     The Registrant is not currently party to nor is its property currently the subject of any material pending legal proceedings.

     ITEM 2.   CHANGES IN SECURITIES.

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE LIMITED PARTNERS.

               No matters have been submitted during the nine months ended September 30, 1995 to a vote of the Limited Partners.

     ITEM 5.   OTHER INFORMATION.

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a.   Exhibits.

                     27 Financial Data Schedule

               b.   Reports on Form 8-K - None.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     GROUP W CABLE ASSOCIATES OF CHICAGO
         by Group W Cable of Chicago, Inc.,
          its general partner



         By: /s/ Robert E. Buenting
             ------------------------------------
          Robert E. Buenting
           Vice President of Finance and Director
           (Principal Financial Officer)






     Date:  November 14, 1995

                                  EXHIBIT INDEX



     Exhibit                                 Description
     -------                                 -----------
     27                                      Financial Data Schedule


     NYFS07...:\53\50953\0001\1196\FRMN085S.500